Form 10-K
period 2004-12-31
CHEVY CHASE AUTO RECEIVABLES TRUST 2001-1
filed 2005-03-31
CIK 1137004

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC. 20549

                              FORM 10 - K

             Annual Report Pursuant to Section 13 or 15(d) of
                  the Securities Exchange Act of 1934


For the fiscal year ended:                   Commission file number:
     December 31, 2004                              333-21707





                Chevy Chase Auto Receivables Trust 2001-1
         ____________________________________________________
          (Exact name of registrant as specified in charter)




            Delaware                             52-897004
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


                                      (301) 987-2265
         ____________________________________________________
               (Registrant's telephone number, including area code)

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


Item 4    Submission Of Matters To A Vote Of Security Holders

          None

                              Part II



Item 5    Market For Registrant's Common Equity
          And Related Stockholder Matters

          Each of the Certificates, representing investors' interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of The Depository Trust Company (DTC). Accordingly, Cede & Co.
          is the sole holder of record of the Certificates, which it held on behalf of approximately 14 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2004.

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

          Not Applicable

Item 11   Executive Compensation

          Not Applicable

Item 12 Security Ownership Of Certain Beneficial Owners and Management


          Each of the Certificates, representing investor's interests in the Trust, are represented by a single certificate registered in the name of Cede & Co., the nominee of the Depository Trust
          Company, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Certificates, which it held on behalf of approximately 14 brokers, dealers, banks and other direct participants in the DTC system at December 31, 2004.
          Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. The following table sets forth, with respect to each of the Certificates, the identity of each direct DTC participant that holds positions in such Certificate in excess of 5% of the outstanding principal amount thereof at December 31, 2004.


$ 401,529,000.00 Auto Receivables Backed Certificates

                                             Aggregate Amount of   Percent of
Name                                          Certificates Held     O/S Class
Wells Bank, N.A.                                    5,432,000            6.43%
SSB Bank Portfolio                                  9,315,000           11.02%
Union Bankof California, N.A.                      10,000,000           11.83%
Mellon Trust                                       14,880,000           17.67%
JP Morgan Prudential                               39,553,000           46.98%

Mellon Trust                                       12,029,000          100.00%









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

          Not Applicable

                     Part IV

Item 15   Exhibits, Financial Statement Schedules and Reports
          On Form 10-K

(a)       The following documents are filed as part of this Report:

          i) Summary of annual distributions on the Certificates to Certificateholders for the year ended December 31, 2004

          ii) Annual Accountant's Report dated December 1, 2004
              and related Report of Management dated December 1, 2004 relating to sufficiency of accounting controls.

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


                                     Chevy Chase Auto Receivables Trust 2001-1
                                     By: Chevy Chase Bank, F.S.B.
                                     Originator of the Trust and Servicer


Date:     03/30/2005                 By:         /S/   Joel A. Friedman
                                           -----------------------------------
                                                  Joel A. Friedman
                                                  Senior Vice President
                                                  and Controller